Form 10-K/A
period 1994-12-31
EASTEX ENERGY INC
filed 1995-04-28
CIK 818075

- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   _________


                                  FORM 10-K/A

                               AMENDMENT NO. 1 TO
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994    COMMISSION FILE NUMBER 0-616094

                                   _________

                               EASTEX ENERGY INC.
             (Exact name of registrant as specified in its charter)


              DELAWARE                                 75-2172796
     (State or other jurisdiction                   (I.R.S. Employer
   of incorporation or organization)               Identification No.)

    1100 FIRST INTERSTATE BANK PLAZA
             1000 LOUISIANA
             HOUSTON, TEXAS                               77002
(Address of Principal Executive Offices)                (Zip code)

     Registrant's telephone number, including area code:   (713) 650-6255

                                   _________

       Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.01 per share
                               (Title of class)

- - --------------------------------------------------------------------------------

This Amendment No. 1 on Form 10-K/A amends the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 to include information for Items 10, 11, 12 and 13 of such Form which were intended to be included in the Proxy Statement for the 1995 Annual Meeting. The Registrant amends the Form 10-K for such information as the Proxy Statement will not be filed before 120 days after the fiscal year end.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Directors of the Company hold office until the annual meeting of stockholders following their election or appointment and until their successors have been duly elected and qualified. Officers of the Company are elected by the Board of Directors of the Company and serve at its discretion. The names, ages, positions held with the Company, period of time such positions have been held and business experience during the past five years for the directors, officers and significant employees of the Company serving as of March 31, 1995, are as follows:

                                                                     POSITION(S)
                                                                         HELD
NAME                        AGE             POSITION(S)                  SINCE
- - --------------------------  ---  ----------------------------------  -----------
Robert G. Phillips (1)(2).   40  Chairman of the Board,                  1981
                                    Chief Executive Officer
                                    and Director
Mark A. Searles...........   39  President, Chief Operating              1994
                                    Officer and Director
David H. Eargle...........   40  Executive Vice President and            1983
                                    Director
Terry L. Morrison.........   32  Vice President - Gas Trading            1995
Jerry L. Pendleton........   52  Vice President - Management             1990
                                    Information Systems
R. Cris Sherman...........   35  Vice President and Chief Financial      1993
                                    Officer (Chief Accounting
                                    Officer)
Merrell A. Athon (2)......   45  Director                                1993
James E. Haynes (1)(3)....   70  Director                                1987
James N. Winfrey (1)(2)(3)   49  Director                                1990

- - --------------------

(1) Member of the Compensation Committee of the Board of Directors.
(2) Member of the Executive Committee of the Board of Directors.
(3) Member of the Audit Committee of the Board of Directors.

     Mr. Phillips has been Chief Executive Officer of the Company since March 1983 and a Director of the Company since November 1981. He was elected Chairman of the Board in 1987.

     Mr. Searles has been President and Chief Operating Officer of the Company since May 1994 and a Director of the Company since June 1994. Prior to joining the Company, Mr. Searles served in a variety of positions with Enron Corp. since 1985, including President of Enron Gas Marketing Canada, Inc., a subsidiary of Enron Corp., at the time of his employment with the Company. Prior thereto, Mr. Searles was employed by Gulf Oil Corporation in their exploration and production operations.

     Mr. Eargle has been the Executive Vice President of the Company since May
1990 and a Director of the Company since June 1987.  He served as Vice President
- - - Pipelines and Storage and as Vice President - Gas Supply and Marketing for the
Company from March 1983 to May 1990.

     Mr. Morrison was elected Vice President - Gas Trading of the Company in January 1995. Prior thereto, he served the Company as Vice President - Merchant Services from January 1994 to January 1995, Director - Midwest Marketing from August 1992 to January 1994 and Manager - West Coast Marketing from August 1990 to August 1992.

     Mr. Pendleton was elected Vice President - Management Information Systems in June 1993 and served as Chief Accounting and Information Officer of the Company from August 1990 to June 1993. He also held the title of Controller of the Company from August 1990 until May 1992. Mr. Pendleton served as Manager - Information Systems for the Company from June 1989 to August 1990. Prior to his employment by the Company, he was employed by Phillips Petroleum Company from 1985 to 1989 as a Senior System Specialist.

     Mr. Sherman was elected Vice President and Chief Financial Officer of the Company in January 1995. Prior thereto, he served as Vice President and Controller of the Company from June 1993 to January 1995 and Controller of the Company from May 1992 to June 1993. Mr. Sherman was employed as Manager of Accounting of the Company from November 1990 to May 1992. From 1988 to 1990, he was employed as Vice President and Controller of Houston Gas Exchange Corporation, a national gas gathering and marketing company. From 1985 to 1988, Mr. Sherman served as Manager of Accounting for the Company.

     Mr. Athon has served as Director of the Company since January 1993. Mr. Athon is a General Partner of Wareing, Athon and Company, an investment partnership located in Houston, Texas. He is also a General Partner of Woodbine Properties, an oil and gas exploration and production company, and a General Partner of Lone Star Overnight, L.P., a regional overnight express package shipping company. Mr. Athon serves as a Director of Texas Cold Storage, Inc., a cold storage company; Gulf Coast Pre-Stress Company, Inc., a manufacturer of pre-stressed concrete products; and Property Damage Appraisers; all of which are privately-held companies.

     Mr. Haynes has served as Director of the Company since June 1987. He is currently retired. Prior to his retirement, Mr. Haynes served in a variety of positions with United Gas Pipeline Company (predecessor to Koch Gateway Pipeline Company), a major intrastate natural gas transmission company ("UGPL"), from 1948 until his retirement in 1986. At the time of his retirement, he served UGPL as Executive Vice President and Director.

     Mr. Winfrey has served as a Director of the Company since January 1990. He is currently the President of Winfrey & Associates, Inc., an investment banking firm. Previously, Mr. Winfrey served as Managing Director of Kemper Securities, Inc., a national investment banking firm, from February 1985 to November 1992. He also serves as a Director of the Retina Research Foundation.


          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities
of the Company.   Officers, directors and greater than ten percent beneficial owners are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms which they filed. To the Company's knowledge, based solely on review of copies of these reports furnished to the Company during the fiscal year ended December 31, 1994 and written representations, its officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table summarizes the compensation paid by the Company to its Chief Executive Officer and the other four most highly compensated executive officers of the Company who were serving as executive officers of the Company as of December 31, 1994 and as to whom the total annual salary and bonus from the Company for the fiscal year ended December 31, 1994 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                 LONG-TERM COMPENSATION
                                                                 -----------------------
                                                       OTHER                  SECURITIES
      NAME AND                                        ANNUAL     RESTRICTED   UNDERLYING
      PRINCIPAL                                       COMPEN-       STOCK      OPTIONS/     ALL OTHER
      POSITION         YEAR    SALARY      BONUS      SATION       AWARDS        SARS      COMPENSATION
- - ---------------------  ----  -----------  --------  -----------   -----------  ----------  -------------
                                            (A)        (A)(B)         (C)                       (B)
Robert G. Phillips,    1994  $291,666(d)  $ 7,605       $ 7,605           -            -             -
  Chairman and         1993   300,000      94,050             -           -            -             -
  Chief Executive      1992   298,707           -             -           -            -             -
  Officer

Mark A. Searles,       1994  $118,975(d)  $ 7,605       $ 7,605           -      250,000             -
  President and
  Chief Operating
  Officer

David H. Eargle,       1994  $172,627(d)  $12,107       $14,164           -            -        $9,424
  Executive Vice       1993   173,068      37,724        12,108     $12,825        7,500         8,994
  President            1992   160,734      25,469        15,392           -       50,000         8,728

Bradley K. Alford,     1994  $125,003           -             -           -            -
  Senior Vice          1993    87,737     $61,300             -     $40,325       17,500             -
  President (e)

R. Cris Sherman,       1994  $ 84,480     $23,650       $ 1,352           -            -
  Vice President       1993    81,280      31,900                   $ 5,130       10,000             -
  and Chief                                                   -
  Financial
  Officer (e)

- - --------------------

(a) The "bonus" amounts attributable to the fiscal years 1992, 1993 and 1994 (until October 1, 1994) represent cash and bonus stock awarded pursuant to the Company's 1992 Stock Bonus Plan on a discretionary basis as determined by the Compensation Committee and in recognition of the executive's role in completing certain corporate objectives and attainment of personal and Company performance standards. Mr. Sherman's bonus in 1994 includes amounts paid under these discretionary arrangements. [Additionally, the Compensation Committee rewarded certain individuals for Company or business unit performance which exceeded predetermined goals set by the Board of Directors.] In lieu of this discretionary bonus system and in furtherance of the Company's change to a variable "pay for performance" compensation philosophy, the Company instituted an Incentive Compensation Plan (the "Incentive Plan") on October 1, 1994, which is available to all Company employees including its executive officers. The Incentive Plan is intended to reward the participants when the Company's financial performance exceeds certain threshold performance levels on an annual basis. Additionally, the Incentive Plan includes provisions relating to specific business units under which the Company's natural gas marketing and trading personnel may earn bonuses relating to individual and commercial group performance on a quarterly basis. Incentive Plan participants and performance thresholds are established each year by the Compensation Committee based on recommendations from management. Annual awards are contingent upon the Company's overall financial performance and are funded through an incentive pool. Distribution of awards are apportioned to each participation group (executive, commercial or support) and are allocated between cash awards and performance shares on a pre-determined basis. Performance shares distributable under the Incentive Plan are phantom equity units which have economic equivalence to shares of Common Stock and are intended to align the long-term interests of the Company's employees with its stockholders. Performance thresholds are set by the Compensation Committee based on a combination of factors including earnings before interest, taxes, depreciation and amortization, net cash flow, volume and customer growth, enhancement of gross margins and other similar factors. Under the Incentive Plan, the following officers received cash bonuses and performance shares, respectively set forth following their names: Mr. Phillips, $7,605, $7,605; Mr. Searles, $7,605, $7,605; Mr. Eargle, $12,107,
    $1,352; and Mr. Sherman, $3,650, $2,434. Cash bonuses are reflected in Bonus. The dollar amounts of performance shares awarded are disclosed in Other Annual Compensation. Performance shares (i) are issued in share equivalents based upon the average high and low market prices for a share of Common Stock during the 30 days immediately preceding the date of grant (which was $2.855 per share for all performance shares awarded for the 1994 fiscal year), (ii) do not become vested until three years following the date of grant (the "redemption date"), and (iii) are only redeemable in cash by the Company at a share value based upon the average high and low market prices for a share of Common Stock during the 30 days immediately preceding the redemption date.

(b) Pursuant to the rules on executive and director compensation disclosure adopted by the SEC, Other Annual Compensation is reportable if, in the aggregate, the components thereof exceed the lesser of $50,000 or 10% of the respective executive officer's salary and bonus. Further, each component thereof that exceeds 25% of the total for each executive officer for whom disclosure is required must be identified. Of the total benefits received by Mr. Eargle, Other Annual Compensation includes $11,730, $12,108 and $11,250 in 1994, 1993 and 1992, respectively, which relates to his car allowance and All Other Compensation relates to $9,424, $8,994 and $8,728 in 1994, 1993 and 1992, respectively, of matching contributions by the Company to its 401(k) Plan for Mr. Eargle's benefit.

(c) During 1994, no shares of stock were awarded pursuant to the Company's 1992 Stock Bonus Plan to any of the named executive officers.

(d) Messrs. Phillips and Searles are parties to employment agreements with the Company which provide for minimum annual compensation of $300,000 and $200,000, respectively. As a result of the implementation of and participation in the Incentive Plan, Messrs. Phillips, Searles and Eargle voluntarily reduced their annual base salaries by approximately $50,000 each effective November 1, 1994.

(e) Messrs. Alford and Sherman did not become executive officers of the Company until 1993; therefore, information for years ended prior to the date they became executive officers is not required to be disclosed. Mr. Alford was an executive officer of the Company at December 31, 1994; he resigned his position effective January 20, 1995.

OPTION GRANTS

  The following table presents certain information concerning grants of stock options made during 1994 to the executive officers named in the Summary Compensation Table.

                                           INDIVIDUAL GRANTS
                         ------------------------------------------------------  Potential Realizable
                                             % of                                  Value at Assumed
                            Number of        Total                                  Rates of Stock
                           Securities       Options                               Price Appreciation
                           Underlying     Granted to   Exercise or                 For Option Term
                          Options/SARs     Employees    Base Price   Expiration  --------------------
                             Granted        in 1994     ($/share)       Date         5%        10%
                         ---------------  -----------  ------------  ----------  ---------  ---------
Robert G. Phillips(a)           -               -           -             -          -          -

Mark A. Searles              200,000(b)        71%        $2.50       5/10/2004   314,000    796,000
                              50,000(c)        18%        $2.50       5/11/2004    78,500    199,000

David H. Eargle                 -               -           -             -          -          -

Bradley K. Alford               -               -           -             -          -          -

R. Cris Sherman                 -               -           -             -          -          -

- - --------------------

(a) Mr. Phillips is ineligible to participate in the Company's 1987 Employee Stock Option Plan (the "1987 Option Plan") and the 1994 Executive Long-Term Stock Option Plan (the "1994 Option Plan").

(b) Represents share purchase rights granted to Mr. Searles as an inducement to enter into an employment agreement with the Company. The rights are immediately exercisable and were issued with an exercise price equal to the closing price of a share of Common Stock as reported by the NASDAQ for the date of grant. The share purchase rights are more fully described in the discussion of Mr. Searles' employment arrangements with the Company under "-Employment Agreements."

(c) Represents options granted pursuant to the 1987 Option Plan on May 11, 1994, having an exercise price equal to the closing price of a share of Common Stock as reported by the NASDAQ for the date of grant. The options become exercisable in two increments of 25,000 shares on each of the first and second anniversaries of the date of grant, so long as employment with the Company continues. Under the 1987 and 1994 Option Plans, the Compensation Committee has the authority to cancel an outstanding option and grant a new option to the optionee for the same number of shares at a lower exercise price. If this should occur, the Company would receive less for the stock and the employee more upon the sale. The Compensation Committee did not cancel any options during 1994 and has no present intent of doing so in the foreseeable future.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

  The following table sets forth certain information regarding the exercise of options during 1994 and options held as of December 31, 1994, by the executive officers named in the Summary Compensation Table.

                                                                                        VALUE OF
                                                     SECURITIES UNDERLYING            UNEXERCISED
                                                          UNEXERCISED                 IN-THE-MONEY
                           SHARES                       OPTIONS/SARS AT              OPTIONS/SARS AT
                          ACQUIRED                     DECEMBER 31, 1994            DECEMBER 31, 1994
                             ON          VALUE     -------------------------    -------------------------
             NAME         EXERCISED    REALIZED    EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
             ----         ---------    --------    -------------------------    -------------------------
                                                                                           (B)

Robert G. Phillips (a)        -            -                   0 / 0                          0 / 0

Mark A. Searles               -            -             200,000 / 50,000                     0 / 0

David H. Eargle             25,000      $72,250          182,500 / 5,000               $231,300 / $0

Bradley K. Alford             -            -              11,833 / 0                          0 / 0

R. Cris Sherman               -            -               4,832 / 68,168                    0 / 0

- - --------------------

(a) Mr. Phillips is ineligible to participate in the 1987 and 1994 Option
    Plans.

(b) Based upon the closing price per share of Common Stock of $2.31 as reported by the NASDAQ for December 31, 1994.

EMPLOYMENT AGREEMENTS

  Robert G. Phillips. Effective January 1, 1995, the Company modified and extended the employment arrangement originally entered into in July 1987 with Robert G. Phillips, its Chief Executive Officer and Chairman of the Board. The new employment agreement has an initial term ending on December 31, 1997, which will automatically renew for successive two-year terms thereafter until either party gives six months prior notice. The agreement will also terminate upon the death, disability or termination for cause of Mr. Phillips. The new agreement provides for annual base compensation of $300,000 per year (voluntarily reduced by approximately $50,000, effective November 1, 1994 in conjunction with Mr. Phillips' participation in the Incentive Plan), bonuses at the discretion of the Compensation Committee, and participation by Mr. Phillips in the Company's Incentive and Deferred Compensation Plans, as well as the Salary Continuation Plan when such plan is made effective. Pursuant to the Deferred Compensation Plan, Mr. Phillips was granted the right to receive additional deferred compensation of $50,000 per year beginning January 1, 1995 until revoked by the Compensation Committee. Mr. Phillips is not eligible to participate in any of the Company's various Stock Option or Bonus Plans. Mr. Phillips receives all standard employee benefits provided to other executive employees of the Company. The Company has agreed to maintain in force and effect the insurance policies on the life of Mr. Phillips in accordance with the terms of the Buy/Sell Agreement between the Company and Mr. Phillips. See "Certain Relationships and Related Transactions." The new agreement between Mr. Phillips and the Company also provides, in the event that Mr. Phillips is terminated for cause, or Mr. Phillips severs his employment (except in the case where his employment is severed for good cause upon change of control, or after his removal from the office of Chief Executive Officer or Director and Chairman of the Board, a material reduction in his authority or responsibility, relocation of the Company's headquarters or any other breach of agreement by the Company), for a period of six months following termination, Mr. Phillips will not compete with the Company in certain respects.

Further, the Company has agreed to reimburse Mr. Phillips for initial membership fees for a club membership, not to exceed $40,000.

  In the event that Mr. Phillips ceases to be an employee of the Company by reason of termination by the Company other than for cause within three years following a "change in control," the Company has agreed to pay Mr. Phillips, in cash within ten days of such termination, severance payments and benefits as follows: (i) an amount equal to 299% of Mr. Phillips' base compensation, (ii) an amount equal to any accrued but unpaid incentive compensation and bonus, and
(iii) other benefits under the agreement to the date of termination. Further, in the event that the severance payments and other payments to be paid to Mr. Phillips exceed the largest parachute payment permitted pursuant to Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), and such payment does not exceed such limitation by 5% or more, the excess will be forfeited by Mr. Phillips to the Company; however, if such severance payments and other payments exceed the parachute payment limitation by 5% or more, the payments to be made to Mr. Phillips will be increased by a "gross up" payment sufficient to reimburse Mr. Phillips for any parachute payment excise tax liability which may result from such severance and other payments. A "change of control" is deemed to have occurred if (i) any person, other than Mr. Phillips or party designated by or controlled by him, becomes a beneficial owner, directly or indirectly, of securities of the Company representing more than 25% of the combined voting power of the Company's then outstanding securities, (ii) the stockholders of the Company approve a merger or consolidation of the Company with any other corporation, other than a merger or consolidation that would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent at least 66 2/3% of the total voting power of the Company or such surviving entity immediately after the merger or consolidation, or (iii) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for sale or disposition of all or substantially of the Company's assets.

  Mark A. Searles.  The Company entered into an employment agreement with Mark
A. Searles, its President, effective May 11, 1994. The initial term of the agreement ends on May 1, 1996 but automatically renews for annual periods on each anniversary unless either party gives 10 days' prior notice. The Company may terminate the agreement at any time for cause. The agreement provides for an annual base compensation of $200,000 (which was voluntarily reduced by approximately $50,000, effective November 1, 1994 in conjunction with Mr. Searles' participation in the Incentive Plan) and an annual incentive compensation bonus (which was also subsequently removed in conjunction with Mr. Searles' participation in the Company's Incentive Plan). In the event Mr. Searles is terminated by the Company other than for cause, the agreement provides for severance payments to Mr. Searles equal to one year of base compensation ($200,000). As an inducement to enter into the employment agreement, the Company agreed to issue to Mr. Searles the right (the "Rights") to purchase up to 200,000 shares of the Company's Common Stock at an exercise price of $2.50 per share, which was the closing price of the Common Stock reported by NASDAQ for the date of grant. The Rights are more fully described below. Mr. Searles will also receive all standard employee benefits provided to other executive employees of the Company. Mr. Searles will be restricted from competing with the Company during the term of his employment and for a period of 6 months thereafter. The Company also entered into an incentive registration rights agreement with Mr. Searles whereby he was given one opportunity to demand registration of an offering or distribution relating to the shares acquired pursuant to the Rights, as well as the opportunity to include such shares in any public offering initiated by the Company or on behalf of another stockholder. The registration rights are not effective until after May 31, 1996.

  The Rights are immediately exercisable and terminate on May 10, 2004. The exercise period will be reduced to 30 days following notice by the Company in the event (i) the trading price of a share of Common Stock is at least $2.50 and
(ii) the Company, in compliance with Regulation G promulgated by the Federal Reserve Board ("Regulation G"), is able to lend to Mr. Searles 100% of the exercise price of the Rights. The exercise price is payable to the Company in the form of cash or cashier's check at the time of purchase. The Rights are not transferrable except under the laws of descent and distribution and are further restricted by applicable federal and state securities laws. The number of shares and the purchase price of the stock underlying the Rights are subject to adjustment in the event of certain changes in the capital structure of the Company or transactions involving the Company. The Company has committed, subject to compliance with all applicable laws, rules and regulations (including, without limitation, Regulation G) to lend to Mr. Searles up to $2.50 per share or a maximum of $500,000 to enable Mr. Searles to purchase the shares (the "Purchase Loan"). The Purchase Loan will be in the form of a five-year balloon note with a varying rate of interest, payable monthly, at the lesser of the prime rate of First Interstate Bank of Texas, N.A., as it may vary from time to time, or the applicable maximum nonusurious rate. The Purchase Loan will be secured by the shares acquired by Mr. Searles, but will otherwise be nonrecourse to Mr. Searles or his other assets.

DIRECTOR COMPENSATION

  Cash Compensation of Directors. Except for directors who are also officers of the Company, each director receives an annual director's fee of $12,500 and an additional fee of $500 for each committee meeting attended that is held on a day other than the day of a meeting of the Board of Directors. The Company also reimburses directors for travel and related expenses incurred in attending meetings of the Board or its committees. Mr. Parsons served as director during 1994 pursuant to agreements between the Company and Resource Investors Management Company Limited Partnership and its affiliates ("RIMCO") and therefore was not entitled to cash compensation or stock options provided to nonemployee directors.

  Nonemployee Director Stock Option Plan. The Company's 1987 Nonemployee Director Stock Option Plan (the "Nonemployee Director Plan") is intended as an incentive to retain as independent directors of the Company persons of training, experience and ability, to attract new directors whose services are considered valuable, to encourage the sense of proprietorship of such persons in the Company and to stimulate their active interest in the development and financial success of the Company. Options issued pursuant to the Nonemployee Director Plan are nonqualified options within the meaning of Section 83 of the Code. The Nonemployee Director Plan provides for the granting of options to purchase not more than 200,000 shares of Common Stock.

  Under the Nonemployee Director Plan, each nonemployee director of the Company is automatically granted an option on the date first elected or appointed a Director of the Company and on each of the first four anniversaries thereof, as long as such person is a Director on the date of each such grant. Each such option is an option to purchase 10,000 shares of Common Stock. The purchase price of each share subject to a stock option granted under the Nonemployee Director Plan is the fair market value of such share on the date such option is granted.

  Options granted under the Nonemployee Director Plan will terminate upon the earliest to occur of the following: (a) the expiration of ten years from the date of the grant of the option; (b) one year after the optionee ceases to be a director of the Company by reason of death or disability; or (c) three months after the optionee ceases to be a director of the Company for any reason other than death or disability. Options granted under the Nonemployee Director Plan are not exercisable until the completion of one year of service as a director of the Company following the date of the grant of the option. In the event of cessation of services of a director of the Company for any reason other than death or disability, options may be exercised only with respect to the number of shares purchasable at the time of such cessation. In the event of cessation of service because of death or disability, any unmatured installments of the option shall be accelerated, effective as of the date of cessation of service. The Board has authority to amend, alter or discontinue the Nonemployee Director Plan, subject to certain exceptions.

  Pursuant to the Nonemployee Director Plan, Mr. Haynes was granted options to purchase 10,000 shares at an exercise price of $11.00 per share on June 30, 1987, 10,000 shares at an exercise price of

$2.375 per share on June 30, 1988, 10,000 shares at an exercise price of $2.9375 per share on June 30, 1989, 10,000 shares at an exercise price of $1.375 per share on June 30, 1990, and 10,000 shares at an exercise price of $1.19 per share on June 30, 1991. Mr. Winfrey was granted options to purchase 10,000 shares at an exercise price of $1.875 per share on January 1, 1990, 10,000 shares at an exercise price of $0.75 per share on January 1, 1991, 10,000 shares at an exercise price of $2.56 per share on January 1, 1992, 10,000 shares at an exercise price of $5.125 per share on January 3, 1993 and 10,000 shares at an exercise price of $4.50 per share on January 1, 1994. Mr. Athon was granted options to purchase 10,000 shares at an exercise price of $5.8125 per share on January 23, 1993, 10,000 shares at an exercise price of $4.50 per share on January 23, 1994, and 10,000 shares at an exercise price of $2.375 per share on January 23, 1995. No options granted under the Nonemployee Director Plan were exercised by the directors in 1994.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth, as of March 31, 1995, certain information regarding the ownership of Common Stock (which is the only class of voting securities of the Company) by (i) each director of the Company, (ii) the Chief Executive Officer and each executive officer of the Company named in the Summary Compensation Table, (iii) all directors and executive officers of the Company as a group, and (iv) each person (or group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934) known by the Company to beneficially own more than 5% of the Common Stock.

                                               NUMBER OF
                                                SHARES
                                             BENEFICIALLY     PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNERS (A)      OWNED (B)     OF CLASS
- - -------------------------------------------  --------------  ---------
Robert G. Phillips.........................      2,393,000       37.9%
Mark A. Searles (c)........................        258,940        4.0%
David H. Eargle (c)........................        141,300        2.2%
R. Cris Sherman (c)........................          6,742          *
Merrell A. Athon (d).......................         21,000          *
James E. Haynes (d)........................         60,000          *
James N. Winfrey (d).......................         57,000        7.7%
RIMCO (e)..................................        487,500          *
Bradley K. Alford (f)......................         25,333          *

All directors and executive officers
   as a group (10 persons) (g).............      2,996,999       44.0%

- - --------------------

* Represents less than 1%.

(a) The address of Messrs. Phillips, Searles, Eargle, Sherman, Athon, Haynes and Winfrey is First Interstate Bank Plaza, Suite 1100, 1000 Louisiana Street, Houston, TX 77002. The address for RIMCO is 22 Waterville Road, Avon, CT 06001.

(b) Beneficial ownership includes shares which are outstanding and which such person has the right to acquire ownership of within 60 days of March 31, 1995, upon the exercise of outstanding options or warrants or otherwise.

(c) Includes 132,500 shares and 6,332 shares underlying options held by Messrs. Eargle and Sherman, respectively. Mr. Searles' shares include rights to purchase 200,000 shares of Common Stock at $2.50 per share issued to him as an inducement to enter into employment with the Company. See "Executive Compensation-Employment Agreements."

(d) Includes 20,000 shares, 50,000 shares and 50,000 shares underlying options held by Messrs. Athon, Haynes and Winfrey, respectively.

(e) Includes an aggregate of 487,500 shares underlying warrants beneficially owned by RIMCO, through its affiliated entities, RIMCO Partners, L.P., RIMCO Partners, L.P. II and RIMCO/NYL L.P., which hold warrants to purchase 161,363 shares, 261,787 shares and 64,350 shares, respectively.

(f) Includes 11,833 shares underlying options held by Mr. Alford. These options terminated on April 20, 1995. Mr. Alford served as Senior Vice President of the Company as of December 31, 1994, but resigned his employment with the Company effective as of January 20, 1995.

(g) Includes an aggregate of 498,997 shares underlying options held by directors and executive officers of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  On February 21, 1990, three limited partnerships (RIMCO Partners, L.P., RIMCO Partners, L.P. II and RIMCO/NY L.P., collectively, the "Purchasers"), of which RIMCO serves as Managing General Partner, purchased an aggregate of $5,000,000 of the Company's 12% Senior Secured Notes due February 15, 2000 (the "Notes") and warrants, exercisable after February 21, 1992 and before the close of business on February 21, 2000, to purchase an aggregate of 650,000 shares of the Company's Common Stock at an exercise price of $2.00 per share. In July 1993, the Purchasers exercised warrants to purchase 162,500 shares of Common Stock and warrants to purchase 487,500 shares of Common Stock remain exercisable at December 31, 1994. The Company also agreed in the Note Purchase Agreement that so long as any of the Notes are outstanding, a designated representative of the Purchasers will be nominated to the Company's Board and that the Company will support and promote such representative's election to the Board of Directors. If such a representative is not elected to the Board of Directors, the Company has agreed to permit a representative of the Purchasers to attend all meetings of the Company's Board of Directors and receive all materials distributed to the members of the Company's Board of Directors so long as the Notes are outstanding.

  On April 22, 1993, the Company issued $4.5 million of Increasing Rate Secured Notes (the "Increasing Rate Notes") to affiliates of RIMCO in connection with
the Heath Petra acquisition.   The terms of the Increasing Rate Notes provided
for an interest rate of 9% per annum through November 1, 1993 and increased to a rate of 12% per annum thereafter. The terms of the Increasing Rate Notes also provide for equal annual repayments of principal each year beginning on May 1, 1995, until retired in full at maturity on May 1, 1999, and may be prepaid in full at any time without penalty. In connection with the sale of the Increasing Rate Notes, the Company issued warrants to purchase 160,000 shares of Common Stock of the Company exercisable at $4.00 per share at any time after May 1, 1995, and before May 1, 2003; provided, however, that in the event the Increasing Rate Notes have been repaid in full prior to May 1, 1995, the warrants will expire and will not become exercisable by the holders. The Company paid to RIMCO, for the benefit of its affiliates, interest during 1994 of $1,168,451 in connection with the Notes and the Increasing Rate Notes.

  On November 1, 1987, the Company loaned Mr. Phillips $166,500 pursuant to an unsecured note originally due November 1, 1992 and subsequently extended by the Board to November 1, 1994. No payments are due on the note prior to maturity and the note bears interest at the prime rate. During 1990 and 1991, Mr. Phillips voluntarily reduced his annual compensation by $50,000 with the after-tax difference being applied as payments on the note. At December 31, 1994, the outstanding principal balance on the note was $100,500 with accrued interest of $78,153.

  On May 23, 1990, the stockholders of the Company approved a proposal regarding an insurance funded Buy-Sell Agreement between Mr. Phillips and the Company, exercisable only in the event of the death of Mr. Phillips. The Company believes that the Buy-Sell Agreement will enhance the Company's ability to acquire Mr. Phillips' shares from his successors or estate (collectively the "Estate"), thereby benefiting the remaining stockholders by increasing the relative percentage of the Company owned by such remaining stockholders. Under the terms of the Buy-Sell Agreement, the right of the Estate to sell shares to the Company and the right of the Company to purchase shares from the Estate are exercisable by the Estate and the Company, respectively, only to the extent of the after-tax insurance proceeds actually received by the Company and only to the extent that the Company has funds legally available for the repurchase of its shares under applicable corporate law provisions. The exercise price under the Buy-Sell Agreement is the greater of (i) $2.00 per share or (ii) 90 percent of the average market price during a 120-day period beginning on the 60th day following Mr. Phillips' death. If for any reason no insurance proceeds are paid to the Company, the Company's obligation to purchase the shares will terminate. The Buy-Sell Agreement terminates on January 9, 2001.

  To fund its potential obligation and option under the Buy-Sell Agreement and as a condition to entering into the Buy-Sell Agreement, the Company carries term life insurance on Mr. Phillips. Further, the Company's employment agreement with Mr. Phillips requires the Company to maintain sufficient insurance to fund its obligations pursuant to the Buy-Sell Agreement. On April 8, 1995, the Company renewed the annual term life insurance policy with a face value of $7 million from Texas Life Insurance Co. (a MetLife Company). The Board may consider the conversion of the policy from term to whole life at a later date.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      EASTEX ENERGY INC.

                                      /s/ R. Cris Sherman
                                      ------------------------------------------
                                      R. Cris Sherman
                                      Vice President and Chief Financial Officer

Date:  April 28, 1995