Form 10-Q
period 1995-03-31
EASTEX ENERGY INC
filed 1995-05-15
CIK 818075

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 -------------

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995     COMMISSION FILE NUMBER 0-16094

                                 -------------

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

                                 -------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


     As of May 13, 1995 there were 6,313,950 shares of the Registrant's Common Stock outstanding (net of 456,700 Treasury Shares), par value $.01 per share.

================================================================================

                               TABLE OF CONTENTS


                                    PART I

                                                                          PAGE
                                                                          ----
Item 1. Financial Statements
            Consolidated Balance Sheets as of December 31, 1994
              and March 31, 1995........................................  1
            Consolidated Statements of Operations for the Three Months
              Ended March 31, 1994 and 1995.............................  2
            Consolidated Statements of Cash Flows for the Three
              Months Ended March 31, 1994 and 1995......................  3
            Notes to Consolidated and Pro Forma Consolidated Financial
              Statements................................................  4

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................  4

                                 PART II

Item 6.  Exhibits and Reports on Form 8-K...............................  6

                      EASTEX ENERGY INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                         DECEMBER 31,  MARCH 31,
                                            1994         1995
                                         ------------  ---------
                                                      (UNAUDITED)
    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.............   $11,857      $ 9,456
  Accounts receivable, net of allowance
   for doubtful accounts................    48,245       45,831
  Notes receivable from related parties.       246          360
  Stored gas............................     2,849        2,246
  Prepaid gas purchase cost.............     1,315        1,018
  Prepaid expenses and other current
   assets...............................     2,364        1,936
                                           -------      -------
    Total Current Assets................    66,876       60,847
PROPERTY AND EQUIPMENT, net of
 accumulated depreciation,
  depletion and amortization............    13,756       13,628
INTANGIBLE ASSETS, net of accumulated
 amortization...........................     1,159          956
GOODWILL, net of accumulated
 amortization...........................     5,432        5,394

OTHER ASSETS............................     1,010          980
                                           -------      -------
    Total Assets........................   $88,233      $81,805
                                           =======      =======
   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt.....   $ 1,021      $ 1,272
  Accounts payable......................    49,801       43,407
  Accrued gas purchase cost.............     1,803        1,678
  Other accrued expenses................     1,530        1,445
                                           -------      -------
    Total Current Liabilities...........    54,155       47,802
LONG-TERM DEBT, net of current portion..     8,893        8,612
OTHER LONG-TERM PAYABLES................     1,000        1,000
DEFERRED FEDERAL AND STATE INCOME TAXES.     2,376        2,369
                                           -------      -------
    Total Liabilities...................    66,424       59,783
                                           -------      -------
COMMITMENTS AND CONTINGENCIES:
STOCKHOLDERS' EQUITY:
  Common stock, par value $0.01 per
   share; 15,000,000 authorized;
   6,716,950 issued in 1994 and
   6,770,650 in 1995; 6,265,250
   outstanding in 1994 and 6,313,950
   in 1995..............................        67           67
  Additional paid-in capital............    22,032       22,073
  Retained earnings.....................       950        1,149
  Less treasury stock, 451,700 in 1994
   and 456,700 in 1995,
   at cost..............................    (1,240)      (1,267)
                                           -------      -------
    Total Stockholders' Equity...........   21,809       22,022
                                           -------      -------
    Total Liabilities and Stockholders'
     Equity.............................   $88,233      $81,805
                                           =======      =======

  The accompanying notes are an integral part of these financial statements.

                      EASTEX ENERGY INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)
                                  (UNAUDITED)

                                            THREE MONTHS ENDED
                                                MARCH 31,
                                          ----------------------
                                             1994        1995
                                          ----------  ----------
REVENUES................................   $100,029    $118,164

COST OF SALES, EXCLUDING
 DEPRECIATION, DEPLETION AND
 AMORTIZATION (shown below):
  Gas purchases.........................     94,338     113,387
  Transportation........................      4,003       2,061
  Gas storage and operating expenses....        166         116
                                           --------    --------
                                             98,507     115,564
                                           --------    --------
GROSS PROFIT............................      1,522       2,600
                                           --------    --------
OTHER OPERATING EXPENSES:
 General and administrative.............      1,704       1,653
 Depreciation, depletion and
  amortization..........................        319         318
 Amortization of intangible assets......        107          65
 Amortization of goodwill...............         37          37
                                           --------    --------
                                              2,167       2,073
                                           --------    --------
INCOME (LOSS) FROM OPERATIONS...........       (645)        527
                                           --------    --------
OTHER INCOME (EXPENSE):
 Interest income........................         96         127
 Interest expense.......................       (307)       (345)
 Other, net.............................          -          17
                                           --------    --------
                                               (211)       (201)
                                           --------    --------
INCOME (LOSS) BEFORE FEDERAL AND
 STATE INCOME TAXES.....................       (856)        326

PROVISION (BENEFIT) FOR FEDERAL
 AND STATE INCOME TAXES:
 Current................................          -        (134)
 Deferred...............................       (273)        261
                                           --------    --------
                                               (273)        127
                                           --------    --------
NET INCOME  (LOSS)......................   $   (583)   $    199
                                           ========    ========

INCOME (LOSS) PER SHARE OF COMMON
 STOCK AND COMMON STOCK
 EQUIVALENTS:
  Primary...............................     $(0.09)      $0.03
  Fully Diluted.........................     $(0.09)      $0.03

AVERAGE COMMON STOCK AND
 COMMON STOCK EQUIVALENTS
 OUTSTANDING:
  Primary...............................      6,393       6,512
  Fully Diluted.........................      6,393       6,637

   The accompanying notes are an integral part of these financial statements.

                      EASTEX ENERGY INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                           THREE MONTHS ENDED
                                               MARCH 31,
                                          --------------------
                                            1994       1995
                                          ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)......................   $  (583)   $   199
 Adjustments to reconcile net income
  (loss) to net cash provided used in
  operating activities:
 Depreciation, depletion and
  amortization..........................       319        318
 Amortization of goodwill and
  intangible assets.....................       144        102
 Deferred federal and state income taxes      (273)       261
 Change in accounts receivable..........    (5,706)     2,414
 Change in notes receivable from
  related parties.......................        (2)      (139)
 Change in stored gas...................     3,625        603
 Change in prepaid gas purchase cost....        38        297
 Change in accounts payable and accrued
  gas purchase cost.....................    (8,201)    (6,381)
 Change in other current assets and
  liabilities...........................     2,405        209
 Other..................................       127       (105)
                                           -------    -------
 Net cash flows used in operating
  activities............................    (8,107)    (2,222)
                                           -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions of property and equipment....      (117)      (190)
                                           -------    -------
 Net cash flows from (used in)
  investing activities..................      (117)      (190)
                                           -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Retirements of long-term debt..........       (29)       (30)
 Acquisition of treasury stock..........      (301)         -
 Stock options exercised................        82         41
                                           -------    -------
 Net cash flows provided by (used in)
  financing activities..................      (248)        11
                                           -------    -------
DECREASE IN CASH AND CASH EQUIVALENTS:      (8,472)    (2,401)
 Cash and cash equivalents:
 Beginning of period....................    17,202     11,857
                                           -------    -------
 End of period..........................   $ 8,730    $ 9,456
                                           =======    =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Interest paid..........................   $   324    $   409
 Federal and state income taxes paid,
  net of refunds received...............   $     -    $  (250)

  The accompanying notes are an integral part of these financial statements.

                      EASTEX ENERGY INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  BASIS OF FINANCIAL STATEMENTS:

   The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of Eastex Energy Inc. and subsidiaries ("Eastex" or the "Company") as of December 31, 1994 and March 31, 1995, and the results of their operations and cash flows for the three months ended March 31, 1994 and 1995. For additional information, reference is made to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, as amended.
The results of operations for the three month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Eastex, through its various subsidiaries and affiliates, is an independent natural gas merchant providing gas supplies and gas management services to its customers through (i) direct end user gas sales, (ii) merchant trading, and
(iii) gas inventory optimization services.

   The Company recorded unaudited net income of $199,000, or $0.03 per share of common stock of the Company ("Common Stock"), on operating revenues of $118 million for the three months ended March 31, 1995, as compared to a net loss of $583,000, or $0.09 per share, on operating revenues of $100 million for the corresponding period in the prior year. Earnings before interest, taxes, depreciation and amortization for the three months ended March 31, 1995 was approximately $964,000, as compared to a loss before interest, taxes, depreciation and amortization of $182,000 in the same period last year. The Company recorded volumes of 80 Bcf (888 Mmcf/d) for the three months ended March 31, 1995, as compared to 49.5 Bcf (550 Mmcf/d) during the three months ended March 31, 1994. Gross profits were $2.6 million in the first quarter of 1995, as compared to $1.5 million during the first quarter of 1994. Revenues increased during the three months ended March 31, 1995, as compared to the same period in the prior year, largely as a result of the 60% increase in period to period sales volumes, offset by a 36% decline in the average sales price to $1.48 per Mcf. Gross profits similarly increased as a result of the increase in volumes. The Company's average gross profit was $0.034 per Mcf during the first quarter 1995 as compared to $0.031 per Mcf in the same period in the prior year.

   Gas storage and operating expenses for the three months ended March 31, 1995 were $116,000, as compared to $166,000 for the three months ended March 31, 1994. General and administrative expenses were $1.7 million for each of the three months ended March 31, 1995 and 1994.

   Depreciation, depletion and amortization expenses for the three months ended March 31, 1995 were $420,000, as compared to $463,000 for the corresponding period of the preceding year. Other expenses were $201,000 for the three months ended March 31, 1995, as compared to $211,000 in the three months ended March 31, 1994.

   Primary and fully diluted earnings per share are based on the weighted average number of shares of Common Stock outstanding during each period, after the consideration of the dilutive effect of employee and nonemployee director stock options and warrants to purchase Common Stock (collectively, the "Warrants") related to the Senior Secured Notes issued in February 1990 and the Increasing Rate Note issued in connection with the Heath Petra Resources, Inc. ("Heath Petra") acquisition. Total employee and nonemployee director stock options outstanding at March 31, 1995 represented the right to purchase up to 664,200 shares of Common Stock, as compared to 415,236 outstanding at March 31, 1994. The Warrants represent the right to purchase up to 647,500 shares of Common Stock as of March 31, 1995 and 1994. The Company has a contingent obligation in connection with the Heath Petra acquisition to issue up to 300,000 shares of Common Stock (the "Contingent Stock"), all or part of which is to be issued based on the resolution of certain contingencies and future performance of Heath Petra. In consideration for an extension of term of certain employment contracts, the Company anticipates that it will accelerate the issuance of the Contingent Stock to occur before the meeting of the stockholders of the Company to approve the proposed Merger of the Company, as described in Subsequent Events below. Total primary weighted average Common Stock and Common Stock equivalents outstanding during the three months ended March 31, 1995 were approximately 6,512,000, as compared to approximately 6,393,000 during the same period in 1994. Total fully diluted weighted average Common Stock and Common Stock equivalents outstanding for the three months ended March 31, 1995 were approximately 6,637,000 shares.

CAPITAL RESOURCES AND LIQUIDITY

   The Company's working capital at March 31, 1995 was $13.0 million, as compared to $12.7 million at December 31, 1994. The increase in working capital during the three month period ended March 31, 1995 principally resulted from earnings before depreciation, depletion and amortization expenses of approximately $619,000, offset to some extent by the reclassification of current maturities of long-term debt and additions to property and equipment during the first quarter of 1995 of approximately $251,000 and $190,000, respectively.

   In March 1995, the Company received a commitment from two of the three banks (the "Banks") in its existing credit facility for a six month extension and renewal of the credit facility from May 1, 1995 to October 31, 1995. In April 1995, the Company received a commitment letter from a third bank which is not a party to the existing credit facility to replace the current facility at terms more favorable to the Company. As such, the Company and the Banks agreed to a one month extension of the credit facility to May 31, 1995, to allow the Company and the new bank to complete the negotiation and documentation of the replacement facility. The terms of the commitment from the new bank provide, in part, for the termination of the commitment unless definitive loan documents are executed on or before May 15, 1995. As a result of the proposed Merger of the Company, the Company has not executed definitive loan documents with the new bank and may, alternatively, negotiate an additional extension of term of its existing credit facility from May 31, 1995 to the expected closing date of, or such other date subsequent to, the Merger. Due to the credit rating of El Paso Natural Gas ("El Paso"), a party to the proposed Merger, and the resultant increases in unsecured credit the Company anticipates it will receive as a result of the Merger, the Company does not expect that a credit facility will be necessary subsequent to the completion of the Merger. Depending on the progression of the Merger, the Company may, however, negotiate an extension of the term of the commitment letter from the new bank which expires on May 15, 1995 and enter into the new credit facility if so determined to be in the best interests of the Company. While the Company will have no formal commitment from the new bank after May 15, 1995, or any obligation of the existing banks to extend the existing facility, management of the Company believes that it will be able to obtain adequate credit facilities for the operations of the Company from the existing credit facility, the proposed new facility or elsewhere as necessary to continue its current level of operations for the foreseeable future.

   The Company believes that it will be able to finance its capital expenditures and other working capital needs, other than any major acquisitions of businesses or assets, through its existing cash reserves, internally generated funds and its existing and/or contemplated bank lines of credit.

SUBSEQUENT EVENT

   On May 8, 1995, the Company, El Paso and El Paso Acquisition Company, a wholly owned subsidiary of El Paso ("Acquisition"), entered into a definitive Agreement and Plan of Merger (the "Agreement") whereby the Company will be merged with and into Acquisition (the "Merger") pursuant to the terms of the Agreement. The terms of the Agreement provide for the holders of Common Stock to receive $4.50 per share in either common stock of El Paso (subject to a maximum and minimum exchange ratio of 0.1629 and 0.1485 El Paso shares, respectively) or in cash, at the option of the holder, with a maximum of 49% of the Merger consideration being paid in cash. Following the Merger, the Company will be a wholly owned subsidiary of El Paso. The Merger is conditioned upon, among other things, approval by the holders of a majority of the outstanding shares of Common Stock, the transaction being tax-free to the Company and its stockholders (except to the extent they elect to receive cash) and receipt of certain governmental approvals. The Agreement provides for a termination fee of $1 million plus reimbursement of El Paso out-of-pocket expenses, payable by the Company to El Paso under certain conditions. The Merger is expected to close in the third quarter of 1995. A copy of the Agreement is attached hereto as Exhibit 2.1.

   In connection with the execution of the Agreement, El Paso entered into a Stockholder Agreement with Robert G. Phillips, Chairman and Executive Officer of the Company, pursuant to which he has agreed to vote all of his approximately
2.4 million Eastex shares in favor of the Merger. El Paso has also entered into a similar Stockholder Agreement with the holders of the Warrants which represent the right to purchase up to 647,500 shares of Common Stock. Additionally, the holders of the 300,000 shares of the Contingent Stock have agreed to vote such shares in favor of the Merger.

                                    PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits -

     Exhibit 2.1 -  Agreement and Plan of Merger dated May 8, 1995, by and among
                    El Paso Natural Gas Company, El Paso Acquisition Company and Eastex Energy Inc.

     Exhibit 20.1 - Press release of Eastex Energy Inc., dated May 9, 1995, regarding the Agreement and Plan of Merger by and among El Paso Natural Gas Company, El Paso Acquisition Company and Eastex Energy Inc.

     Exhibit 27   - Financial Data Schedule

 (b) Reports on Form 8-K - None



                     Rest of page intentionally left blank

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      EASTEX ENERGY INC.
                                         (Registrant)


Date: May 15, 1995            /s/ Robert G. Phillips
                              ------------------------------------------
                              Robert G. Phillips
                              Chairman and Chief Executive Officer



Date: May 15, 1995            /s/ R. Cris Sherman
                              ------------------------------------------
                              R. Cris Sherman
                              Vice President and Chief Financial Officer
                              (Chief Accounting Officer)