Form 10-K/A
period 1994-12-31
EASTEX ENERGY INC
filed 1995-08-14
CIK 818075

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                  FORM 10-K/A

                               AMENDMENT NO. 2 TO
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994      COMMISSION FILE NUMBER 0-616094

                             ---------------------

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

                             ---------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of class)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Amendment No. 2 on Form 10-K/A amends the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (as amended by Amendment No. 1 on Form 10-K/A dated April 30, 1995) to include a Subsequent Event footnote in the Financial Statements and update the Report of Independent Accountants as set forth in Item 8.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS..............................................    3
FINANCIAL STATEMENTS:
  Consolidated Balance Sheets as of December 31, 1993 and 1994........................    4
  Consolidated Statements of Operations for the Years Ended December 31, 1992,
     1993 and 1994 and Pro Forma Consolidated Statement of Operations for the
     Year Ended December 31, 1993.....................................................    5
  Pro Forma Consolidated Statement of Operations for the Year Ended December 31,
     1992.............................................................................    6
  Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
     December 31, 1992, 1993 and 1994.................................................    7
  Consolidated Statements of Cash Flows for the Years Ended December 31, 1992,
     1993 and 1994....................................................................    8
  Notes to Consolidated Financial Statements..........................................    9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Eastex Energy Inc.

     We have audited the accompanying consolidated balance sheets of Eastex Energy Inc. (a Delaware corporation) and subsidiaries as of December 31, 1993 and 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eastex Energy Inc. and subsidiaries as of December 31, 1993 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

     Subsequent to March 30, 1995, the date of our original report, the Company was named as a defendant in a lawsuit related to a proposed acquisition which was not consummated. As indicated in Note 12, "Subsequent Event," management believes that the litigation is without merit and intends to vigorously defend the claims asserted against it; however, the ultimate outcome of the litigation is not presently determinable.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
March 30, 1995 (except with respect to the matter discussed in Note 12, as to which the date is August 11, 1995)

                      EASTEX ENERGY INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                              DECEMBER 31,
                                                                           -------------------
                                                                            1993        1994
                                                                           -------     -------
                                                                             (IN THOUSANDS)
CURRENT ASSETS:
  Cash and cash equivalents..............................................  $17,202     $11,857
  Accounts receivable, net of allowance for doubtful accounts............   41,679      48,245
  Notes receivable from related parties..................................      238         246
  Stored gas.............................................................    4,146       2,849
  Prepaid gas purchase cost..............................................      625       1,315
  Prepaid expenses and other current assets..............................    6,310       2,364
                                                                           -------     -------
          Total Current Assets...........................................   70,200      66,876
PROPERTY AND EQUIPMENT, net of accumulated depreciation,
  depletion and amortization.............................................   14,416      13,756
INTANGIBLE ASSETS, net of accumulated amortization.......................    1,564       1,159
GOODWILL, net of accumulated amortization................................    5,580       5,432
OTHER ASSETS.............................................................      464       1,010
                                                                           -------     -------
          Total Assets...................................................  $92,224     $88,233
                                                                           =======     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt......................................  $   114     $ 1,021
  Accounts payable.......................................................   47,853      49,801
  Accrued gas purchase cost..............................................    1,472       1,803
  Other accrued expenses.................................................    3,529       1,530
                                                                           -------     -------
          Total Current Liabilities......................................   52,968      54,155
LONG-TERM DEBT, net of current portion...................................    9,854       8,893
OTHER LONG-TERM PAYABLES.................................................    1,259       1,000
DEFERRED FEDERAL AND STATE INCOME TAXES..................................    2,196       2,376
                                                                           -------     -------
          Total Liabilities..............................................   66,277      66,424
                                                                           -------     -------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, par value $0.01 per share; 15,000,000 authorized;
     6,656,767 issued in 1993 and 6,716,950 in 1994;
     6,395,967 outstanding in 1993 and 6,265,250 in 1994.................       67          67
  Additional paid-in capital.............................................   21,936      22,032
  Retained earnings......................................................    4,595         950
  Less treasury stock; 260,800 shares in 1993 and 451,700 in 1994, at
     cost................................................................     (651)     (1,240)
                                                                           -------     -------
          Total Stockholders' Equity.....................................   25,947      21,809
                                                                           -------     -------
          Total Liabilities and Stockholders' Equity.....................  $92,224     $88,233
                                                                           =======     =======

   The accompanying notes are an integral part of these financial statements.

                      EASTEX ENERGY INC. AND SUBSIDIARIES

        CONSOLIDATED AND PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            YEAR ENDED DECEMBER 31,
                                        ---------------------------------------------------------------
                                                               PRO FORMA         PRO FORMA
                                                              ADJUSTMENTS       CONSOLIDATED
                                                              -----------       ------------
                                          1992       1993        1993               1993         1994
                                        --------   --------   -----------       ------------   --------
                                                                       (UNAUDITED)
REVENUES..............................  $174,929   $356,091     $14,363(a)        $370,454     $366,768
COST OF SALES, EXCLUDING DEPRECIATION,
  DEPLETION AND AMORTIZATION (Shown
  below):
  Gas purchases.......................   162,466    337,104      11,384(a)         348,488      350,726
  Transportation......................     3,170     10,991       1,421(a)          12,412       11,265
  Gas storage and operating
     expenses.........................       615        556          --                556          535
                                        --------   --------     -------           --------     --------
                                         166,251    348,651      12,805            361,456      362,526
                                        --------   --------     -------           --------     --------
GROSS PROFIT..........................     8,678      7,440       1,558              8,998        4,242
                                        --------   --------     -------           --------     --------
OTHER OPERATING EXPENSES:
  General and administrative..........     3,493      5,157         351(a)(b)        5,508        7,208
  Depreciation, depletion and
     amortization.....................     1,098      1,103          11(a)           1,114        1,226
  Amortization of intangible assets...        --        225          75(c)             300          405
  Amortization of goodwill............        34        127          28(d)             155          148
                                        --------   --------     -------           --------     --------
                                           4,625      6,612         465              7,077        8,987
                                        --------   --------     -------           --------     --------
INCOME (LOSS) FROM
  OPERATIONS..........................     4,053        828       1,093              1,921       (4,745)
                                        --------   --------     -------           --------     --------
OTHER INCOME (EXPENSE):
  Interest income.....................       291        341          22(a)             363          504
  Interest expense....................      (754)    (1,030)       (102)(a)(e)      (1,132)      (1,308)
  Other, net..........................        41          2          --                  2          145
                                        --------   --------     -------           --------     --------
                                            (422)      (687)        (80)              (767)        (659)
                                        --------   --------     -------           --------     --------
INCOME (LOSS) BEFORE FEDERAL AND STATE
  INCOME TAXES AND MINORITY
  INTEREST............................     3,631        141       1,013              1,154       (5,404)
                                        --------   --------     -------           --------     --------
PROVISION (BENEFIT) FOR FEDERAL AND
  STATE INCOME TAXES:
  Current.............................       934       (936)        344(a)(f)         (592)        (366)
  Deferred............................       326      1,013          --              1,013       (1,393)
                                        --------   --------     -------           --------     --------
                                           1,260         77         344                421       (1,759)
                                        --------   --------     -------           --------     --------
INCOME BEFORE MINORITY INTEREST.......     2,371         64         669                733       (3,645)
MINORITY INTEREST.....................        (9)        --          --                 --           --
                                        --------   --------     -------           --------     --------
NET INCOME (LOSS).....................  $  2,380   $     64     $   669           $    733     $ (3,645)
                                        ========   ========     =======           ========     ========
INCOME (LOSS) PER SHARE OF COMMON
  STOCK AND COMMON STOCK EQUIVALENTS:
  Primary.............................  $   0.50   $   0.01          --           $   0.13     $  (0.58)
  Fully Diluted.......................  $   0.48   $   0.01          --           $   0.13     $  (0.58)
AVERAGE COMMON STOCK AND COMMON STOCK
  EQUIVALENTS OUTSTANDING, EXCLUSIVE
  OF MINORITY INTEREST:
  Primary.............................     4,753      5,778          12(e)           5,790        6,295
  Fully Diluted.......................     4,914      5,788          12(e)           5,800        6,295

   The accompanying notes are an integral part of these financial statements.

                      EASTEX ENERGY INC. AND SUBSIDIARIES

        CONSOLIDATED AND PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              YEAR ENDED DECEMBER 31, 1992
                                                    -------------------------------------------------
                                                                HEATH     PRO FORMA       PRO FORMA
                                                     EASTEX     PETRA    ADJUSTMENTS     CONSOLIDATED
                                                    --------   -------   -----------     ------------
                                                                                  (UNAUDITED)
REVENUES..........................................  $174,929   $57,746     $    --         $232,675
COST OF SALES, EXCLUDING DEPRECIATION, DEPLETION
  AND AMORTIZATION, (Shown below):
  Gas purchases...................................   162,466    48,989          --          211,455
  Transportation..................................     3,170     5,423          --            8,593
  Gas storage and operating expenses..............       615        --          --              615
                                                    --------   -------     -------         --------
                                                     166,251    54,412          --          220,663
                                                    --------   -------     -------         --------
GROSS PROFIT......................................     8,678     3,334          --           12,012
                                                    --------   -------     -------         --------
OTHER OPERATING EXPENSES:
  General and administrative......................     3,394     2,765      (1,365)(b)        4,893
  Depreciation, depletion and amortization........     1,098        42          --            1,140
  Amortization of intangible assets...............        --        --       300(c)             300
  Amortization of goodwill........................        34        --       111(d)             145
                                                    --------   -------     -------         --------
                                                       4,625     2,807        (954)           6,478
                                                    --------   -------     -------         --------
INCOME FROM OPERATIONS............................     4,053       527         954            5,534
                                                    --------   -------     -------         --------
OTHER INCOME (EXPENSE):
  Interest income.................................       291       108          --              399
  Interest expense................................      (754)      (35)       (473)(e)       (1,262)
  Other, net......................................        41       (75)         --              (34)
                                                    --------   -------     -------         --------
                                                        (422)       (2)       (473)            (897)
                                                    --------   -------     -------         --------
INCOME BEFORE FEDERAL AND STATE
  INCOME TAXES AND MINORITY
  INTEREST........................................     3,631       525         481            4,637
PROVISION (BENEFIT) FOR FEDERAL AND STATE INCOME
  TAXES:
  Current.........................................       934       158         164(f)         1,256
  Deferred........................................       326       (88)         --              238
                                                    --------   -------     -------         --------
                                                       1,260        70         164            1,494
                                                    --------   -------     -------         --------
INCOME BEFORE MINORITY INTEREST...................     2,371       455         317            3,143
                                                    --------   -------     -------         --------
MINORITY INTEREST.................................        (9)       --          --               (9)
                                                    --------   -------     -------         --------
NET INCOME........................................  $  2,380   $   455     $   317         $  3,152
                                                    ========   =======     =======         ========
INCOME PER SHARE OF COMMON STOCK AND COMMON STOCK
  EQUIVALENTS:
  Primary.........................................  $   0.50        --          --         $   0.66
  Fully Diluted...................................      0.48        --          --             0.64
AVERAGE COMMON STOCK AND COMMON STOCK EQUIVALENTS
  OUTSTANDING EXCLUSIVE OF MINORITY INTEREST:
  Primary.........................................     4,753        --           9(e)         4,762
  Fully Diluted...................................     4,914        --          35(e)         4,949

   The accompanying notes are an integral part of these financial statements.

                      EASTEX ENERGY INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                            COMMON STOCK    ADDITIONAL                          TOTAL
                                           --------------    PAID-IN     RETAINED  TREASURY  STOCKHOLDERS'
                                           SHARES  AMOUNT    CAPITAL     EARNINGS   STOCK       EQUITY
                                           -----   ------   ----------   -------   -------   ------------
BALANCE, December 31, 1991
  common stock, $0.01 par value,
  15,000,000 shares authorized...........  4,225    $ 44     $ 12,129    $ 2,151   $  (384)    $ 13,940
                                           -----    ----     --------    -------   -------     --------
Treasury stock acquired..................   (119)     --           --         --      (379)        (379)
Treasury stock issued....................     17      --           12         --        32           44
Stock options exercised..................     39       1           49         --        --           50
Net income...............................     --      --           --      2,380        --        2,380
                                           -----    ----     --------    -------   -------     --------
BALANCE, December 31, 1992
  common stock, $0.01 par value,
  15,000,000 shares authorized...........  4,162      45       12,190      4,531      (731)      16,035
                                           -----    ----     --------    -------   -------     --------
Treasury stock issued....................     32      --           85         --        80          165
Common stock issued......................  2,087      22        9,519         --        --        9,541
Stock options exercised..................    115      --          142         --        --          142
Net income...............................     --      --           --         64        --           64
                                           -----    ----     --------    -------   -------     --------
BALANCE, December 31, 1993
  common stock, $0.01 par value,
  15,000,000 shares authorized...........  6,396      67       21,936      4,595      (651)      25,947
                                           -----    ----     --------    -------   -------     --------
Treasury stock acquired..................   (201)     --           --         --      (616)        (616)
Treasury stock issued....................     10      --           --         --        27           27
Stock options exercised..................     60      --           96         --        --           96
Net loss.................................     --      --           --     (3,645)       --       (3,645)
                                           -----    ----     --------    -------   -------     --------
BALANCE, December 31, 1994
  common stock, $0.01 par value,
  15,000,000 shares authorized...........  6,265    $ 67     $ 22,032    $   950   $(1,240)    $ 21,809
                                           =====    ====     ========    =======   =======     ========

   The accompanying notes are an integral part of these financial statements.

                      EASTEX ENERGY INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                               --------------------------------
                                                                1992         1993        1994
                                                               -------     --------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..........................................  $ 2,380     $     64     $(3,645)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation, depletion and amortization................    1,098        1,103       1,226
     Amortization of goodwill and intangible assets..........       34          352         553
     Deferred federal and state income taxes.................      326        1,013      (1,393)
     Minority interest.......................................       (9)          --          --
     Change in accounts receivable...........................   (9,006)     (13,859)     (6,566)
     Change in notes receivable from related parties.........      (63)          (6)         (8)
     Change in stored gas....................................      (53)      (3,271)      1,297
     Change in prepaid gas purchase cost.....................      (68)          49        (690)
     Change in accounts payable and accrued gas purchase
       cost..................................................    8,578       21,136       2,279
     Changes in other current assets and liabilities.........     (430)      (3,979)      3,520
     Other...................................................      (47)        (306)       (927)
                                                               -------     --------     -------
  Net cash flows provided by (used in) operating
     activities..............................................    2,740        2,296      (4,354)
                                                               -------     --------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions of property and equipment.....................     (598)        (493)       (522)
     Proceeds from sale of assets............................       30           --          40
     Acquisition of minority interests.......................     (473)          --          --
     Acquisition of Heath Petra, net of cash acquired........       --       (5,046)         --
     Acquisition of Paragon..................................       --          (14)         --
                                                               -------     --------     -------
  Net cash flows used in investing activities................   (1,041)      (5,553)       (482)
                                                               -------     --------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of long-term debt..............................       --        4,500          98
     Retirements of long-term debt...........................     (331)        (222)       (114)
     Issuance of treasury stock..............................       44          132          27
     Acquisitions of treasury stock..........................     (379)          --        (616)
     Issuance of common stock................................       --        9,541          --
     Exercise of stock options...............................       50          142          96
                                                               -------     --------     -------
  Net cash flows provided by (used in) financing
     activities..............................................     (616)      14,093        (509)
                                                               -------     --------     -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:............    1,083       10,836      (5,345)
  Cash and Cash Equivalents:
     Beginning of period.....................................    5,283        6,366      17,202
                                                               -------     --------     -------
     End of period...........................................  $ 6,366     $ 17,202     $11,857
                                                               =======     ========     =======
SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Interest paid...........................................  $   740     $  1,041     $ 1,213
     Federal and state income taxes paid, net of refunds
       received..............................................  $ 1,177     $    450     $(1,186)

   The accompanying notes are an integral part of these financial statements.

                      EASTEX ENERGY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION:

     The consolidated financial statements included herein are those of Eastex Energy Inc. and its subsidiaries (referred to herein as the "Company"). Eastex Energy Inc. (the "Parent"), a Delaware corporation, was organized in January 1987 and owns 100% of the common stock of Eastex Gas Transmission Company, Eastex Hydrocarbons, Inc., Eastex Gas Production Company, Eastex Gas Storage and Exchange, Inc. and Heath Petra Resources, Inc. The Company is an independent gas merchant providing gas supplies and gas management services to its customers through (i) direct end user gas sales, (ii) merchant trading and (iii) gas inventory optimization services.

  Acquisition of Rotherwood --

     In February 1988, the Company entered into a joint venture with a limited partnership to own, develop and operate Rotherwood, a combined enhanced oil recovery and gas storage facility. The Company acquired an initial 50% ownership interest in the joint venture for $4,500,000. In October 1988, the Company purchased, subject to certain liabilities and obligations of approximately $1,434,000 as of the date of acquisition, all of the common stock of two corporations that owned partnership interests in the limited partnership for $1,150,000. As a result of these transactions, the Company had a controlling 84% ownership interest in the joint venture and became the manager and operator of Rotherwood and general partner of the limited partnership. In December 1989 and July 1990, the Company conveyed limited partnership interests to certain existing limited partners in satisfaction of obligations assumed as a part of the October 1988 purchase. As a result, the Company had an 82% ownership interest in the joint venture as of July 1990. In November 1992, the Company purchased the remaining 18% ownership interest in the joint venture for approximately $473,000. As a result, both the joint venture and limited partnership were terminated and the Company owns 100% of Rotherwood.

  Acquisition of Heath Petra --

     In April 1993, the Company acquired all of the issued and outstanding capital stock of Heath Petra Resources, Inc., a Delaware corporation ("HPRI"), its wholly owned subsidiary, Heath Petra Exploration, Inc., a Delaware corporation ("HPEI"), all of the outstanding partnership interests of Southeastern Gas Gathering, Ltd., a Texas limited partnership ("SGG"), and 47% of the outstanding limited partnership interests in HPR Marketing, Ltd., a Texas limited partnership ("HPRM") (collectively referred to herein as "Heath Petra"). Prior to the acquisition, HPRI was the managing general partner of both partnerships with 1% and 2% general partnership interests in each of SGG and HPRM, respectively.

     The purchase price consisted of (i) the payment to the stockholders of HPRI and partners of HPRM and SGG of $5.6 million in cash and the contingent obligation to issue up to 300,000 shares of Eastex common stock, all or part of which will be issued based upon the resolution of certain contingencies and future performances of the combined companies and (ii) costs incurred in connection with the acquisition. The Company financed the cash portion of the transaction with available working capital and the issuance of $4.5 million of long-term notes (see Note 6).

  Purchase of Assets From Paragon Gas Corporation --

     In November 1993, the Company acquired substantially all of the assets of Paragon Gas Corporation, a Texas corporation ("Paragon"). The purchase price consisted of (i) a cash payment of approximately $14,000 and 6,700 shares of common stock at closing, (ii) $50,000 in cash, shares of common stock or a combination thereof which was paid $25,000 in cash and $25,000 in stock on the first anniversary of the closing in November 1994 and (iii) a contingent payment payable to Paragon Gas Corporation on April 1, 1995 not to exceed $200,000 in value based upon the performance of the acquired assets during the fiscal year ending December 31, 1994. The contingent payment calculated at December 31, 1994 is approximately $60,000.

                      EASTEX ENERGY INC. AND SUBSIDIARIES

     The acquisitions of Rotherwood and Heath Petra were recorded using the purchase method of accounting, whereby, for financial statement purposes, the assets were recorded at their estimated fair value and the liabilities were recorded at their estimated settlement amounts as of the acquisition date. The acquired assets of Paragon were recorded based on the fair market value of the assets acquired.

     In October 1994, the Company entered into an arrangement with Inventory Management and Distribution Company, LLC to form Hub Venture Services, a joint venture focusing on development of storage inventory optimization arrangements with utilities and other firm storage capacity owners.

  Pro Forma Financial Statements --

     The following pro forma adjustments have been made to the financial statements of the Company and Heath Petra to reflect the acquisition as if it had occurred as of January 1, 1992 and 1993:

          (a) To reflect the historical results of operations, by account, of HPRI, HPEI, SGG and the Company's 49% proportionate interest in HPRM from January 1, 1993 to the date of acquisition. Revenues, gross profit, loss from operations and net income, before the effects of the following pro forma adjustments, from the beginning of the year to the date of acquisition, were approximately $14.4 million, $1.6 million, $22,000 and $0, respectively.

          (b) The former stockholders and officers of HPRI earned a base salary plus bonuses based on the performance of HPRI. A pro forma adjustment has been reflected to eliminate the previously recorded compensation expense, record base salary and incentive compensation expense expected under the new ownership structure and eliminate certain non-recurring HPRI management fee expenses paid in 1992 to certain former HPRI stockholders and HPRI legal expenses incurred in the three months ended March 31, 1993 related to the acquisition.

          (c) To reflect the amortization of intangible assets resulting from the acquisition.

          (d) To reflect the amortization of goodwill resulting from the acquisition.

          (e) To reflect the increase in interest expense related to the issuance of the $4.5 million Increasing Rate Secured Notes, including warrants to purchase Eastex common stock.

          (f) To reflect the change in the income taxes related to the pro forma adjustments. Pro forma taxes have been provided as if the limited partnerships were subject to federal income taxes.

     The pro forma results of operations for the twelve months ended 1992 and 1993 are not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred prior to the periods indicated or that might be attained in the future.

(2) SUMMARY OF ACCOUNTING POLICIES:

  Consolidation --

     The consolidated financial statements include the accounts of the Parent and all majority-owned subsidiaries and the subsidiaries' proportionate share of assets, liabilities, and revenues and expenses from their investments in partnerships and joint ventures. Minority interest represents minority limited partners' proportionate share of the net income or loss of the limited partnership. All significant intercompany accounts and transactions have been eliminated.

  Cash Equivalents --

     Short-term investments with a maturity of three months or less are considered to be cash equivalents.

                      EASTEX ENERGY INC. AND SUBSIDIARIES

  Stored Gas and Prepaid Gas Purchase Cost --

     Stored gas represents gas which has been purchased and stored in Rotherwood and other third-party storage facilities. Prepaid gas purchase costs represent gas which has been purchased and is due to the Company by third-party pipelines. Stored gas and prepaid gas purchase costs are stated at the lower of cost or market, with cost being determined using the average cost method. In the third quarter of 1994, the Company recorded a lower of cost or market adjustment of approximately $1,100,000 to writedown its stored gas inventories.

  Property and Equipment --

     Property and equipment are carried at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, including
31.5 years for buildings and the gas storage reservoir, five to 15 years for pipeline systems and gas storage machinery and equipment and three to five years for all other assets. Gains and losses from the sale or retirement of property and equipment are recognized in the year of disposition.

  Amortization of Intangible Assets and Goodwill --

     Intangible assets are amortized over the life of the asset and goodwill is amortized over 40 years. At each balance sheet date, the Company evaluates the recoverability of intangible assets and goodwill based upon expectations of undiscounted cash flows for each subsidiary having a material intangible asset or goodwill balance.

  Income Taxes --

     The Company adopted Statement No. 109 "Accounting for Income Taxes" of the Financial Accounting Standards Board (FASB) in December 1992, effective as of January 1, 1992. There was no significant effect on the Company's financial position or cumulative effect on its results of operations attributable to the adoption of Statement No. 109. Prior year financial statements have not been restated to reflect the new accounting method. The Company files a consolidated federal income tax return. Deferred federal income taxes have been provided for all differences in basis of assets and liabilities for tax and financial reporting purposes.

  Futures Contracts --

     The Company trades natural gas futures contracts for the purpose of hedging price risks associated with certain firm purchase and sales commitments and anticipated sales of Company-owned prepaid and stored gas inventories. Realized and unrealized changes in the market value of such transactions are deferred until the hedged transaction is recognized. Deferred losses as of December 31, 1993 and 1994 were $3,775,631 and $277,755, respectively. These deferred losses were included as part of prepaid expenses and other current assets at December 31, 1993 and 1994.

  Accrued Gas Purchase Cost --

     Accrued gas purchase costs represent estimated gas purchase costs related to volumetric imbalances, measurement and other variances under gas sales and purchase contracts. Such variances and imbalances are inherent in natural gas purchases, transportation and sales.

  Net Income Per Share --

     Primary and fully diluted income per share are based on the weighted average number of shares outstanding during the period, after the consideration of the dilutive effect of employee and non-employee

                      EASTEX ENERGY INC. AND SUBSIDIARIES
director stock options and warrants to purchase common stock related to the 12% Senior Secured Notes and Increasing Rate Secured Notes (see Note 6).

  Allowance for Doubtful Accounts --

     The allowance for doubtful accounts was $0 and $350,000 as of December 31, 1993 and 1994, respectively.

  Reclassifications --

     Certain reclassifications have been made to prior year amounts to conform to current year presentation.

(3) FEDERAL INCOME TAXES:

     The components of the provision (benefit) related to federal and state income taxes reflected in the consolidated statements of operations are:

                                                           1992       1993       1994
                                                          ------     ------     -------
                                                                 (IN THOUSANDS)
        Current:
          Federal income tax............................  $  945     $ (941)    $  (400)
          State income tax..............................     (11)         5          34
                                                          ------     ------     -------
                                                             934       (936)       (366)
                                                          ------     ------     -------
        Deferred:
          Federal income tax............................     326      1,013      (1,393)
                                                          ------     ------     -------
          Total.........................................  $1,260     $   77     $(1,759)
                                                          ======     ======     =======

     The following is a reconciliation of the statutory federal income tax rate to the effective tax rate for the years ended December 31, 1992, 1993 and 1994:

                                                1992                  1993                   1994
                                         -------------------   -------------------   --------------------
                                                    PERCENT               PERCENT                PERCENT
                                                       OF                    OF                     OF
                                                    PRE-TAX               PRE-TAX                PRE-TAX
                                         AMOUNT      INCOME    AMOUNT      INCOME    AMOUNT       INCOME
                                         ------     --------   ------     --------   -------     --------
                                                        (IN THOUSANDS, EXCEPT PERCENTAGES)
Taxes computed by applying statutory
  rate.................................  $1,235       34.0      $ 48         34.0    $(1,837)      34.0
State income taxes.....................     (11)      (0.3)        5          3.5         34       (0.6)
Amortization of goodwill...............      12        0.3        43         30.5         50       (0.9)
Tax exempt interest income.............      --         --       (25)       (17.7)       (10)       0.2
Other, net.............................      24        0.7         6          4.3          4       (0.1)
                                         ------     --------   ------     --------   -------     --------
Provision for federal income taxes.....  $1,260       34.7      $ 77         54.6    $(1,759)      32.6
                                         ======     ======     ======      ======    =======     ======

                      EASTEX ENERGY INC. AND SUBSIDIARIES

     The provision (benefit) for deferred federal income taxes for the years ended December 31, 1992, 1993 and 1994 are as follows (in thousands):

                                                                1992      1993       1994
                                                                ----     ------     -------
    Difference in tax and book basis of assets and
      liabilities.............................................  $278     $1,013     $(1,393)
    Decrease in tax loss carryforward.........................     2         --          --
    Alternative minimum tax credit carryforward...............    46         --          --
    Other, net................................................    --         --          --
                                                                ----     ------     -------
                                                                $326     $1,013     $(1,393)
                                                                ====     ======     =======

     The components of the net deferred tax liability and the tax effect of significant temporary differences representing deferred tax assets and liabilities at December 31, 1993 and 1994 are as follows (in thousands):

                                                                          1993       1994
                                                                         ------     ------
    Deferred tax assets:
      Current deferred:
         Tax effect of net operating loss carryforward.................  $1,094     $  400
         Tax effect of uniform capitalization of inventories...........      18         16
         Tax effect of alternative minimum tax credit carryback........      --        164
         Tax effect of lower of cost or market adjustment to
          inventories..................................................      --        329
                                                                         ------     ------
                                                                          1,112        909
      Non-current deferred:
         Tax effect of net operating loss carryforward.................      --        153
         Tax effect of alternative minimum tax credit carryforward.....      --        250
         Tax effect of the establishment of an allowance for doubtful
          accounts.....................................................      --        119
         Other.........................................................      --         68
                                                                         ------     ------
                                                                             --        590
                                                                         ------     ------
         Total deferred tax assets.....................................   1,112      1,499
                                                                         ------     ------
    Deferred tax liabilities:
      Current deferred:
         Tax effect of deferred futures losses.........................     865         --
         Other.........................................................      55         55
                                                                         ------     ------
                                                                            920         55
                                                                         ------     ------
      Noncurrent deferred liabilities:
         Deferred tax liability relating to property and equipment.....   2,196      2,376
                                                                         ------     ------
         Total deferred tax liabilities................................   3,116      2,431
                                                                         ------     ------
         Total net deferred tax liabilities............................  $2,004     $  932
                                                                         ======     ======

     At December 31, 1994, the Company had available for Federal income tax purposes a regular tax net operating loss carryforward of approximately $553,000 which expires in 2003 through 2008. The Company also has alternative minimum tax credit carryforwards of approximately $250,000 which may be utilized to offset future tax liabilities to the extent that the Company's regular tax liability exceeds the alternative minimum tax liability.

                      EASTEX ENERGY INC. AND SUBSIDIARIES

(4) NOTES RECEIVABLE FROM RELATED PARTIES:

     In conjunction with the relocation of the corporate offices in 1987, the Company loaned the President of the Company $166,500 pursuant to an unsecured note which was due November 1, 1994 and was extended in 1994 to November 1, 1995. The note accrues interest at the prime rate and is payable at maturity. At December 31, 1993 and 1994, $171,000 and $179,000, respectively, were outstanding under the note.

(5) PROPERTY AND EQUIPMENT:

     The following is a summary of property and equipment at December 31, 1993 and 1994:

                                                                    1993        1994
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Gas storage, transportation and secondary oil recovery
          facility...............................................  $15,256     $14,941
        Pipeline systems.........................................    4,458       4,363
        Other....................................................    2,161       2,989
                                                                   -------     -------
                                                                    21,875      22,293
        Less: Accumulated depreciation, depletion and
          amortization...........................................    8,550       9,628
                                                                   -------     -------
                                                                    13,325      12,665
        Land.....................................................    1,091       1,091
                                                                   -------     -------
                                                                   $14,416     $13,756
                                                                   =======     =======

(6) LONG-TERM DEBT AND FINANCING ARRANGEMENTS:

     The following is a summary of long-term debt outstanding at December 31, 1993 and 1994:

                                                                      1993       1994
                                                                     ------     ------
                                                                      (IN THOUSANDS)
        12% Senior Secured Notes...................................  $5,000     $5,000
        Increasing Rate Secured Notes..............................   4,500      4,500
        Note payable due in quarterly installments, at the prime
          rate
          plus 1%, secured by land.................................     425        325
        Other......................................................      43         89
                                                                     ------     ------
                                                                      9,968      9,914
        Less: Current portion......................................     114      1,021
                                                                     ------     ------
                                                                     $9,854     $8,893
                                                                     ======     ======

     In 1990, the Company sold $5 million of 12% Senior Secured Notes (the "Senior Secured Notes") with warrants which entitle the holders to purchase up to 650,000 shares of common stock of the Company, subject to certain antidilutive features. The terms of the Senior Secured Notes provide for equal annual repayments of principal each year beginning on February 15, 1996 until retired in full at maturity on February 15, 2000 and may be prepaid in full at any time without penalty. The warrants became exercisable on February 21, 1992, in whole or in part, for shares of common stock of the Company at an exercise price of $2.00 per share of common stock. The holder exercised warrants to purchase 162,500 shares of common stock immediately before the offering (see
Note 7) and 487,500 warrants remain exercisable at December 31, 1994. In addition to the 12% coupon, the Senior Secured Notes bear an additional interest factor in an amount up to 1.5% per annum based on storage activities at Rotherwood. The Rotherwood facility has been pledged as security for the Senior Secured Notes. Dividends on shares of common stock are prohibited as long as the Senior Secured Notes are outstanding.

                      EASTEX ENERGY INC. AND SUBSIDIARIES

     In 1993, the Company issued $4.5 million of Increasing Rate Secured Notes (the "Increasing Rate Secured Notes") in connection with the Heath Petra acquisition. The terms of the Increasing Rate Secured Notes provided for an interest rate of 9% per annum through November 1, 1993 and increased to a rate of 12% per annum thereafter. Interest expense is accounted for using the interest method. The terms of the Increasing Rate Secured Notes provide for equal annual repayments of principal each year beginning on May 1, 1995 until retired in full at maturity on May 1, 1999 and may be prepaid in full at any time without penalty. In connection with the sale of the Increasing Rate Secured Notes, the Company issued warrants to purchase 160,000 shares of common stock of the Company exercisable at $4.00 per share at any time after May 1, 1995 and before May 1, 2003; provided, however, that in the event the Increasing Rate Secured Notes are repaid in full prior to May 1, 1995, the warrants will expire and not be exercisable by the holders. The Company does not expect to repay the Increasing Rate Secured Notes prior to May 1, 1995.

     In December 1993, the Company amended its credit agreement with its bank, increasing the amount available for letters of credit up to $35 million and adding HPRI as a borrower under the note. In September 1994, based on its historical and projected utilization of the facility and in an effort to reduce the Company's costs associated with the facility, the Company reduced the size and resultant availability under the facility to $25 million. The credit facility is subject to termination and mandatory prepayment, pursuant to the initial terms and conditions of the facility, on April 30, 1995. The facility is subject to a defined borrowing base and certain restrictive covenants, the most significant of which requires the Company to maintain the ratio of its current assets to current liabilities of not less than 1.1 to 1.0, tangible net worth of at least $15 million and cumulative net income from continuing operations of at least $1.00 as of the end of each fiscal year and for the latest elapsed four quarters as of the end of each fiscal quarter. The Company did not meet the covenant regarding net income from continuing operations and received waivers from the banks for each of the four quarters during the year ending December 31, 1994.

     In March 1995, the Company received a commitment letter in which two of the three banks in the existing credit facility agreed to a renewal and rearrangement of the credit facility, to provide for a total commitment of $20 million and a direct cash sublimit for cash advances of $5 million, subject only to availability under the borrowing base. The facility is subject to a defined borrowing base and certain restrictive covenants, the most significant of which requires the Company to maintain the ratio of its current assets to current liabilities of not less than 1.1 to 1.0, tangible net worth of at least $14 million and 90% of certain net income projections provided to the bank. If the Company were to fail to comply with any of the covenants and was unable to obtain a waiver or renegotiate the covenant for periods after April 30, 1995, resulting in an event of default, the banks would have the right to require cash collateralization of any outstanding letters of credit. The Company had letters of credit outstanding at December 31, 1994 of $14.1 million and unused letters of credit lines at December 31, 1994 of $10.9 million. The Company had no cash borrowings under the line of credit during 1994. The Company is currently negotiating with a bank who is not a party to the existing facility to replace the current facility under terms more favorable to the Company.

     Annual maturities of long-term debt for each of the next five years are $1,021,000 in 1995, $2,024,000 in 1996, $2,026,000 in 1997, $1,943,000 in 1998
and $1,900,000 in 1999.

(7) STOCKHOLDERS' EQUITY:

     The Company acquired 201,000 shares of treasury stock in 1994. The Company records its purchases of treasury stock at cost. The Company issued 25,000 shares of treasury stock to certain officers and employees in 1993, and 6,700 and 10,000 shares of treasury stock in 1993 and 1994, respectively, in consideration of a non-compete agreement.

     In August 1993 the Company completed a public offering of common stock, whereby the Company and certain stockholders sold a total of 2,425,000 shares at a price of $5.50 per share. Of these shares, 1,925,000 were sold by the Company and 500,000 were sold by the selling stockholders. Of the 2,425,000 shares,

                      EASTEX ENERGY INC. AND SUBSIDIARIES

1,925,000 shares were previously unissued shares and 237,500 were issued immediately before the offering upon the exercise of warrants related to the Senior Secured Notes issued in February 1990 and employee stock options. Total proceeds to the Company, net of underwriting discounts and expenses payable by the Company, were approximately $9.6 million, including proceeds of $388,000 from the exercise by the selling stockholders of the warrants and options.

(8) BENEFIT PLANS:

  Stock Option Plan --

     In June 1987, the sole stockholder and director approved the 1987 Stock Option Plan (the "Plan"), which included incentive and non qualified stock options for key employees, covering a total of 200,000 shares of common stock. In 1989 and 1993, the stockholders approved amendments whereby the number of shares available under the Plan were increased to 400,000 and 600,000 shares, respectively. Under the terms of the Plan, the purchase price of the shares subject to each option granted shall not be less than 100% of the fair market price of such shares on the date the option is granted.

     The following is a summary of activity under the Plan:

                                                               NUMBER
                                                                 OF       OPTION PRICE
                                                               SHARES      PER SHARE
                                                               -------   --------------
        Options outstanding, December 31, 1992...............  405,767    $0.84 - 5.22
          Options granted....................................  116,200   $5.13 - 5.8125
          Options exercised..................................  (75,000)      $0.84
                                                               -------
        Options outstanding, December 31, 1993...............  446,967   $0.84 - 5.8125
          Options granted....................................   83,000   $2.5 - 4.0625
          Options exercised..................................  (60,183)      $1.588
          Options canceled...................................  (81,084)  $2.5 - 5.8125
          Options relinquished...............................   (5,000)      $1.875
                                                               -------
        Options outstanding, December 31, 1994...............  383,700    $0.84 - 5.75
                                                               =======

     Under the Plan, 23,768 and 21,850 shares were available for future grants and 264,307 and 288,056 shares were exercisable at December 31, 1993 and 1994, respectively.

  Non-employee Director Stock Option Plan

     In June 1987, the sole stockholder and director adopted the Non-employee Director Stock Option Plan (the "Non-employee Plan"). Under the Non-employee Plan, each non-employee director of the Company is automatically granted options, at fair market value, to purchase 10,000 shares of common stock on the date the director becomes a director of the Company and each of the first four anniversaries thereafter, as long as such person is a director on the date of each such grant. The director appointed pursuant to the terms of the Senior Secured Notes and the Increasing Rate Secured Notes is not entitled to any options in the Company's Stock Option Plans.

                      EASTEX ENERGY INC. AND SUBSIDIARIES

     The following is a summary of activity under the Non-employee Plan:

                                                             NUMBER         OPTION PRICE
                                                            OF SHARES        PER SHARE
                                                            ---------     ----------------
        Options outstanding, December 31, 1992............   130,000      $0.75 - 11.00
          Options granted.................................    20,000      $5.12 - 5.8125
          Options canceled................................   (10,000)        $11.00
          Options exercised...............................   (40,000)     $1.19 - 2.93
                                                            ---------
        Options outstanding, December 31, 1993............   100,000      $0.75 - 11.00
          Options granted.................................    20,000           4.5
                                                            ---------
          Options outstanding, December 31, 1994..........   120,000      $0.75 - 11.00
                                                             =======

     Under the Non-employee Plan, 60,000 and 40,000 shares were available for future grants and 80,000 and 100,000 shares were exercisable at December 31, 1993 and 1994, respectively.

     The Company does not offer any retirement or other post-employment benefits.

  1992 Stock Bonus Plan --

     In 1993, the Company's stockholders approved the 1992 Stock Bonus Plan (the "Stock Bonus Plan") which provides for the grant of up to 250,000 shares of common stock during a five-year period from the date of adoption by the Board of Directors. Under the Stock Bonus Plan, 217,500 and 220,500 shares were available for future grants at December 31, 1993 and 1994, respectively. The Company amortizes the compensation expense over the vesting period of the stock, based on the number of shares issued and the market price of the shares as of the date of the grant.

  401(k) Plan --

     The Company provides a retirement plan for all of its employees through a 401(k) Plan. The 401(k) Plan commenced July 1, 1990 and included a Company matching contribution equaling 50% of the individual employee contribution, limited to individual employee contributions up to 6% of the employee's salary. Effective June 1, 1991, the Company amended the 401(k) Plan whereby the Company's matching contribution increased to 100%, up to the 6% maximum. Effective January 1, 1995, the Company amended the 401(k) Plan whereby the Company's matching contribution is 50% of the individual employee contribution, limited to individual employee contributions up to 6% of the employee's salary. Included in general and administrative expenses for the years ended December 31, 1992, 1993 and 1994 are approximately $75,500, $114,000 and $140,000, respectively, relating to the Company's contributions to the 401(k) Plan.

(9) COMMITMENTS AND CONTINGENCIES:

     Lease payments under lease commitments will be $344,000 for 1995, $128,000 for 1996, $51,000 for 1997, and $10,000 for 1998. Total rental expense paid by the Company for the years ended December 31, 1992, 1993 and 1994 was approximately $237,000, $273,000 and $360,000, respectively.

     During 1991, the Company entered into a ten-year gas storage services contract with Northern Indiana Public Service Company ("NIPSCO"). The contract provided for storage of up to 500 Mmcf at any one time during the first contract year that began in April 1992, storage of up to 750 Mmcf during the second contract year and storage of up to one Bcf per contract year through the remaining term of the contract. NIPSCO will pay the Company a firm minimum monthly demand charge and certain other fees depending on the amount of actual capacity used at Rotherwood.

                      EASTEX ENERGY INC. AND SUBSIDIARIES

     During 1989, the Company signed a long-term gas sales agreement with Entergy, Inc. ("Entergy"), formerly Gulf States Utilities Company. The agreement calls for the Company to supply up to 18.25 trillion Btu's of gas per year over the five-year primary term of the agreement and Entergy, at its option, may increase the contract maximum to 36.5 trillion Btu's per year. The terms of the contract provided that either party could terminate the agreement on January 1, 1994 or any January 1 thereafter by giving written notice to the other party at least two years prior to such date and that the price of gas sold under the contract was a percentage of Entergy's system-wide weighted average cost of gas. In December 1993, the Company terminated the contract by written notice to Entergy, effective December 31, 1995. Subsequently, the Company and Entergy negotiated an amendment to the contract, effective January 1, 1994, to provide that the price of gas sold will be calculated based upon a group of market based indices for gas supplies delivered under the remaining term of the contract. Pursuant to the agreement, the Company provides both base load and peaking gas to Entergy's electrical generating plants located in Southeast Texas.

     The Company generally purchases the gas it markets under gas purchase contracts with producers. The Company's current policy is to attempt to match its gas sales contracts with corresponding gas purchase or hedge contracts to limit exposure to price redeterminations or other possible events of termination. To the extent the Company does not match or hedge its purchase and sales contracts for any reason, its risk would be increased and its business could be adversely affected.

     The Company uses "interruptible" transportation services offered by pipelines and recallable excess firm transportation capacity because of the lower cost of such services. The Company has experienced little difficulty in obtaining transportation services under interruptible arrangements. Interruptible service costs are less than "firm" transportation arrangements because availability is less certain since users of interruptible service are the first to be curtailed when demand on a pipeline exceeds its capacity. Although the Company has not experienced significant interruptions in transportation services provided under its current arrangements, a significant interruption could adversely affect the Company's results of operations.

     Recent regulatory rules set forth under the Federal Energy Regulatory Commission Order 636 have required pipelines to unbundle their traditional firm sales, transportation and storage services on a nondiscriminatory basis to all shippers and provide comparable transportation and storage services to all shippers. While the Company believes these regulatory changes have created and will continue to create significant opportunities for independent gas merchants such as the Company, management cannot predict the nature of or likelihood of any such change or its possible affect on the Company's business.

     The Company's concentration of credit risk results primarily from uncollateralized sales to consumers of natural gas, principally in the natural gas utility, commercial and end-user industries, on terms normal in the industry. Changes in economic or other conditions may affect such consumers and therefore may result in a credit risk from sales to such consumers. In the Company's opinion, the credit worthiness of its customer base is strong. The Company has not experienced significant losses on credit sales to its customers.

     The Company and its subsidiaries are parties to certain claims arising from their operations. The Company believes that the outcome of these claims, individually and in the aggregate, will not have a material effect on the Company's financial position or results of operations.

  New Accounting Pronouncements --

     In December 1991, the FASB issued Statement No. 107, "Disclosures About Fair Value of Financial Instruments". This Statement is effective for financial statements issued for fiscal years ending after December 15, 1992, except for entities with less than $150 million in total assets. For these entities, the effective date is for fiscal years ending after December 15, 1995. Since the Company had less than $150 million in total assets at December 31, 1994, management plans to adopt in 1995.

                      EASTEX ENERGY INC. AND SUBSIDIARIES

     In October 1994, the FASB issued Statement No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments". This Statement is effective for financial statements issued for fiscal years ending after December 15, 1994, except for entities with less than $150 million in total assets. For these entities, the effective date is for fiscal years ending after December 15, 1995. Since the Company had less than $150 million in total assets at December 31, 1994, management plans to adopt in 1995.

(10) QUARTERLY FINANCIAL SUMMARY -- (UNAUDITED):

                                                                                        NET INCOME (LOSS)
                                                              INCOME (LOSS)                 PER SHARE
                                                              BEFORE TAXES      NET     -----------------
                                         OPERATING   GROSS    AND MINORITY    INCOME               FULLY
                                         REVENUES    PROFIT     INTEREST      (LOSS)    PRIMARY   DILUTED
                                         ---------   ------   -------------   -------   -------   -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
QUARTERS ENDED 1993:
  First................................  $  51,070   $1,567      $   240      $   153   $  0.03   $  0.03
  Second...............................     96,113    2,582          861          547      0.11      0.11
  Third................................     99,142    2,152          261          167      0.03      0.03
  Fourth...............................    109,766    1,139       (1,221)        (803)    (0.13)    (0.13)
                                         ---------   ------   -------------   -------
                                         $ 356,091   $7,440      $   141      $    64      0.01      0.01
                                          ========   ======   ===========     =======
QUARTERS ENDED 1994:
  First................................  $ 100,029   $1,522      $  (856)     $  (583)  $ (0.09)  $ (0.09)
  Second...............................     90,982      996       (1,144)        (763)    (0.12)    (0.12)
  Third................................     78,877     (830)      (3,647)      (2,417)    (0.39)    (0.39)
  Fourth...............................     96,880    2,554          243          118      0.02      0.02
                                         ---------   ------   -------------   -------
                                         $ 366,768   $4,242      $(5,404)     $(3,645)    (0.58)    (0.58)
                                          ========   ======   ===========     =======

(11) MAJOR CUSTOMERS AND INDUSTRY SEGMENTS:

     In 1992 and 1993, the Company had revenues attributable to sales to Entergy of $36.6 million and $47.4 million, respectively, which represented 21% and 13%, respectively, of the Company's total revenues. No other customer accounted for more than 10% of total revenues during 1992 and 1993. No customer accounted for more than 10% of total revenues during 1994.

     The business segments of the Company are defined as Direct End User Gas Sales, Merchant Trading and the Gas Inventory Optimization Services. The Gas Inventory Optimization Services segment began operations in late 1994 and its operations were not significant to the Company as a whole.

                      EASTEX ENERGY INC. AND SUBSIDIARIES

     The following tables present total revenues, income (loss) from operations and other financial information by business segment for the years 1992, 1993 and 1994, respectively. Segment information for 1992 and 1993 have been restated to conform to current business segments.

                                          DIRECT END USER GAS SALES          MERCHANT TRADING
                                          --------------------------  ------------------------------
                                          1992    1993       1994       1992       1993       1994
                                          ----   -------   ---------  ---------  ---------  --------
                                                                (IN THOUSANDS)
Total revenues..........................  --     $74,178   $ 122,421  $ 198,919  $ 319,330  $285,327
Inter-segment revenues..................  --       1,403       2,217     23,990     36,014    38,763
Unaffiliated revenues...................  --      72,775     120,204    174,929    283,316   246,564
Depreciation, depletion and
  amortization..........................  --         320         435      1,132      1,135     1,344
Income (loss) from operations...........  --        (100)      1,871      4,053        928    (6,658)
Identifiable assets.....................  --      24,862      18,029     52,712     67,362    70,204
Capital expenditures....................  --          65          33        717        428       489

(12) SUBSEQUENT EVENT:

     Recent Litigation --

     A petition was filed on July 28, 1995, in the 129th Judicial District Court of Harris County, Texas against NIPSCO Industries, Inc., certain other named subsidiaries of NIPSCO (collectively "NIPSCO"), the Company, Robert G. Phillips, Chairman and CEO of the Company (in his individual capacity) and certain individuals associated with NIPSCO (collectively the "Defendants"), by certain minority shareholders of Triumph Natural Gas, Inc. ("Triumph") (collectively the "Plaintiffs"). The petition alleges, among other things and insofar as it relates to the Company and Mr. Phillips, that the Company and Mr. Phillips wrongfully interfered with Triumph's business and/or contractual relations with NIPSCO with the intention of harming Triumph and its stockholders, and that all of the Defendants conspired to deprive Triumph of valuable business opportunities for their own benefit. In early March 1994, the Company and NIPSCO entered into an Agreement (the "Agreement"), whereby the Company was to acquire the majority interest in Triumph owned by NIPSCO, subject to certain conditions, including approval by the Triumph board of the transfer of the Triumph equity interest owned by NIPSCO to the Company. In late March 1994, Triumph's board, a majority of whom were independent of NIPSCO and Eastex, determined not to approve the proposed transfer. Accordingly, the transactions contemplated in the Agreement were not consummated and negotiations related thereto promptly ceased. The Plaintiffs have alleged lost profits and other damages against all of the Defendants in a range of $20 to $30 million, as well as punitive damages. Management believes that the litigation is without merit and intends to vigorously defend the claims asserted against it.

                      EASTEX ENERGY INC. AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            EASTEX ENERGY INC.

                                                 /s/  R. CRIS SHERMAN

                                            ------------------------------------
                                                      R. Cris Sherman
                                             Vice President and Chief Financial
                                                          Officer

Date:  August 14, 1995